Form 10-K
J.P. Morgan Chase Commercial Mortgage Securities Trust 2013-LC11
filed 2014-03-28
CIK 1574219

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-165147-07

      J.P. Morgan Chase Commercial Mortgage Securities Trust 2013-LC11 (exact name of issuing entity as specified in its charter)

      J.P. Morgan Chase Commercial Mortgage Securities Corp.
      (exact name of the depositor as specified in its charter)

      JPMorgan Chase Bank, National Association
      Ladder Capital Finance LLC
      (exact names of the sponsors as specified in their charters)



  New York                                38-3906828
  (State or other jurisdiction of         38-3906829
  incorporation or organization)          38-7092972
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Registrant's telephone number, including area code: (212) 272-6858




  Securities registered pursuant to Section 12(b) of the Act:

    None.



  Securities registered pursuant to Section 12(g) of the Act:

    None.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    Not applicable.



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.



  EXPLANATORY NOTE

  The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Legacy Place Mortgage Loan, which constituted approximately 5.7% of the asset pool of the issuing entity as of its cut-off date. The Legacy Place Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Legacy Place Mortgage Loan and one other pari passu loan that is not an asset of the issuing entity. This loan combination, including the Legacy Place Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Legacy Place loan combination in the JPMBB Commercial Mortgage Securities Trust 2013-C12 transaction, Commission File Number 333-165147-08 (the "JPMBB 2013-C12 Transaction"). After the closing of the JPMBB 2013-C12 Transaction on June 25, 2013, this loan combination, including the Legacy Place Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMBB 2013-C12 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

  Midland Loan Services, a Division of PNC Bank, National Association ("Midland") is the master servicer for the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer for the Legacy
  Place Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Midland is a "servicer," as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Midland in the capacities described above are listed in the Exhibit Index.

  Wells Fargo Bank, National Association ("Wells Fargo Bank") is the certificate administrator for the mortgage loans serviced under the Pooling and Servicing Agreement and the certificate administrator for the Legacy Place Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Wells Fargo Bank in the capacities described above is a "servicer," as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo Bank in these capacities are listed in the Exhibit Index.

  With respect to the Legacy Place Mortgage Loan, which constituted approximately 5.7% of the asset pool of the issuing entity as of its cut-off date, CWCapital Asset Management LLC was the special servicer under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Legacy Place loan combination in the JPMBB 2013-C12 Transaction. On and after the closing of the JPMBB 2013-C12 Transaction on June 25, 2013, LNR Partners, LLC ("LNR") was and will continue to be the special servicer of the loan combination that includes the Legacy Place Mortgage Loan pursuant to the pooling and servicing agreement with respect to the JPMBB 2013-C12 Transaction. In accordance with the Manual of Publicly Available Telephone Interpretations, Section 17.02, LNR's servicing percentage must be reduced pro rata to reflect that LNR was participating in a servicing function with respect to the asset pool of the issuing entity only from June 25, 2013 to December 31, 2013. As a result, LNR falls below the de minimis requirements in Items 1122 and 1123 of Regulation AB and no assessment of compliance with applicable servicing criteria, accountant's attestation report on assessment of compliance with applicable servicing criteria or annual compliance statement is required.



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Not applicable.




                                     PART II

  Item 5. Market for registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this item has been previously provided in a Prospectus Supplement of the registrant relating to the issuing entity filed on May 9, 2013 pursuant to Rule 424(b)(5).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Legacy Place Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2013-C12 Transaction, are attached as Exhibits 33.5, 33.7, 33.12, 33.13, 34.5, 34.7, 34.12 and 34.13 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC ("CWAM") attached to this Annual Report on Form 10-K as Exhibit 33.2 discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance by CWAM

CWAM's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2013 and for the Reporting Period, disclosed that a material instance of noncompliance occurred with respect to the servicing criterion set forth in Item 1122(d)(4)(vii), as follows:

* With respect to servicing criterion 1122(d)(4)(vii), certain loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) were not initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

Management's Discussion on Material Instance of Noncompliance by CWAM

1122(d)(4)(vii): Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the time frames or other requirements established by the transaction agreements.

Noncompliance:

CWAM has identified a material instance of non-compliance as of December 31, 2013 and for the Reporting Period as a result of misappropriations of funds from certain securitization transactions included in the Platform by a single CWAM employee (the "Misappropriations"). The Misappropriations started in 2012 and were detected and ceased in September 2013, and included an aggregate amount of approximately $6,000,000. The Misappropriations were limited to certain securitization transactions in the Platform.

Remediation:

Promptly upon discovery of the Misappropriations in September 2013, CWAM terminated the offending employee and filed a civil action to recover the misappropriated funds . As of December 31, 2013, all of the affected securitization transactions in the Platform have been fully reimbursed. CWAM has also promptly notified rating agencies and criminal authorities of the Misappropriations and the former employee was arrested on October 2, 2013. Adjustments have been made to CWAM's policies and procedures to minimize the risk of future misappropriation or errors.

CWAM has advised counsel to the registrant that the reported material instance of noncompliance did not affect this issuing entity.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K.

      (1) Not applicable.

      (2) Not applicable.

      (3) See below.

          (4.1) Pooling and Servicing Agreement, dated as of May 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A, filed on June 20, 2013 and incorporated by reference herein)

          (4.2) Pooling and Servicing Agreement, dated as of December 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K, filed on June 25, 2013 in connection with the JPMBB 2013-C12 Transaction and incorporated by reference herein)

          (31) Rule 13a-14(d)/15d-14(d) Certification.

          (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



          33.1 CWCapital Asset Management LLC, as Special Servicer for the Legacy Place Mortgage
          Loan prior to June 25, 2013 (see Exhibit 33.2)
          33.2 CWCapital Asset Management LLC, as Special Servicer
          33.3 Midland Loan Services, A Division of PNC Bank, National Association, as Master
          Servicer
          33.4 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the Legacy Place Mortgage Loan prior to June 25, 2013 (see Exhibit 33.3)
          33.5 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the Legacy Place Mortgage Loan on and after June 25, 2013 (see Exhibit 33.3)
          33.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
          33.7 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Legacy Place Mortgage
          Loan on and after June 25, 2013 (see Exhibit 33.6)
          33.8 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          33.9 Wells Fargo Bank, National Association, as Custodian
          33.10 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          for the Legacy Place Mortgage Loan prior to June 25, 2013 (see Exhibit 33.8)
          33.11 Wells Fargo Bank, National Association, as Custodian for the Legacy Place Mortgage
          Loan prior to June 25, 2013 (see Exhibit 33.9)
          33.12 Wells Fargo Bank, National Association, as Custodian for the Legacy Place Mortgage
          Loan on and after June 25, 2013 (see Exhibit 33.9)
          33.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          for the Legacy Place Mortgage Loan on and after June 25, 2013 (see Exhibit 33.8)



          (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



          34.1 CWCapital Asset Management LLC, as Special Servicer for the Legacy Place Mortgage
          Loan prior to June 25, 2013 (see Exhibit 34.2)
          34.2 CWCapital Asset Management LLC, as Special Servicer
          34.3 Midland Loan Services, A Division of PNC Bank, National Association, as Master
          Servicer
          34.4 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the Legacy Place Mortgage Loan prior to June 25, 2013 (see Exhibit 34.3)
          34.5 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the Legacy Place Mortgage Loan on and after June 25, 2013 (see Exhibit 34.3)
          34.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
          34.7 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Legacy Place Mortgage
          Loan on and after June 25, 2013 (see Exhibit 34.6)
          34.8 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          34.9 Wells Fargo Bank, National Association, as Custodian
          34.10 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          for the Legacy Place Mortgage Loan prior to June 25, 2013 (see Exhibit 34.8)
          34.11 Wells Fargo Bank, National Association, as Custodian for the Legacy Place
          Mortgage Loan prior to June 25, 2013 (see Exhibit 34.9)
          34.12 Wells Fargo Bank, National Association, as Custodian for the Legacy Place
          Mortgage Loan on and after June 25, 2013 (see Exhibit 34.9)
          34.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
          for the Legacy Place Mortgage Loan on and after June 25, 2013 (see Exhibit 34.8)



          (35) Servicer compliance statement.



          35.1 CWCapital Asset Management LLC, as Special Servicer for the Legacy Place Mortgage
          Loan prior to June 25, 2013 (see Exhibit 35.2)
          35.2 CWCapital Asset Management LLC, as Special Servicer
          35.3 Midland Loan Services, A Division of PNC Bank, National Association, as Master
          Servicer
          35.4 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the Legacy Place Mortgage Loan prior to June 25, 2013 (see Exhibit 35.3)
          35.5 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the Legacy Place Mortgage Loan on and after June 25, 2013 (see Exhibit 35.3)
          35.6 Wells Fargo Bank, National Association, as Certificate Administrator
          35.7 Wells Fargo Bank, National Association, as Certificate Administrator
          for the Legacy Place Mortgage Loan prior to June 25, 2013 (see Exhibit 35.6)
          35.8 Wells Fargo Bank, National Association, as Certificate Administrator for the Legacy
          Place Mortgage Loan on and after June 25, 2013


          (99.1) Mortgage Loan Purchase Agreement, dated as of May 14, 2013, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to Form 8-K filed on May 14, 2013 and incorporated by reference herein).

          (99.2) Mortgage Loan Purchase Agreement, dated as of May 14, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP relating to the mortgage loans sold to the depositor by Ladder Capital Finance LLC (filed as Exhibit 99.2 to Form 8-K filed on May 14, 2013 and incorporated by reference herein).

  (b) Not applicable.

  (c) Omitted.




                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   J.P. Morgan Chase Commercial Mortgage Securities Corp.
   (Depositor)


   /s/ Brian Baker
   Brian Baker, President and Chief Executive Officer
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of May 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4. 1 to the registrant's Current Report on Form 8-K/A, filed on June 20, 2013 and incorporated by reference herein)

   (4.2) Pooling and Servicing Agreement, dated as of December 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K, filed on June 25, 2013 in connection with the JPMBB 2013-C12 Transaction and incorporated by reference herein)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CWCapital Asset Management LLC, as Special Servicer for the Legacy Place Mortgage
    Loan prior to June 25, 2013 (see Exhibit 33.2)
    33.2 CWCapital Asset Management LLC, as Special Servicer
    33.3 Midland Loan Services, A Division of PNC Bank, National Association, as Master
    Servicer
    33.4 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the Legacy Place Mortgage Loan prior to June 25, 2013 (see Exhibit 33.3)
    33.5 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the Legacy Place Mortgage Loan on and after June 25, 2013 (see Exhibit 33.3)
    33.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
    33.7 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Legacy Place Mortgage
    Loan on and after June 25, 2013 (see Exhibit 33.6)
    33.8 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    33.9 Wells Fargo Bank, National Association, as Custodian
    33.10 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    for the Legacy Place Mortgage Loan prior to June 25, 2013 (see Exhibit 33.8)
    33.11 Wells Fargo Bank, National Association, as Custodian for the Legacy Place Mortgage
    Loan prior to June 25, 2013 (see Exhibit 33.9)
    33.12 Wells Fargo Bank, National Association, as Custodian for the Legacy Place Mortgage
    Loan on and after June 25, 2013 (see Exhibit 33.9)
    33.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    for the Legacy Place Mortgage Loan on and after June 25, 2013 (see Exhibit 33.8)


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CWCapital Asset Management LLC, as Special Servicer for the Legacy Place Mortgage
    Loan prior to June 25, 2013 (see Exhibit 34.2)
    34.2 CWCapital Asset Management LLC, as Special Servicer
    34.3 Midland Loan Services, A Division of PNC Bank, National Association, as Master
    Servicer
    34.4 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the Legacy Place Mortgage Loan prior to June 25, 2013 (see Exhibit 34.3)
    34.5 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the Legacy Place Mortgage Loan on and after June 25, 2013 (see Exhibit 34.3)
    34.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
    34.7 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Legacy Place Mortgage
    Loan on and after June 25, 2013 (see Exhibit 34.6)
    34.8 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    34.9 Wells Fargo Bank, National Association, as Custodian
    34.10 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    for the Legacy Place Mortgage Loan prior to June 25, 2013 (see Exhibit 34.8)
    34.11 Wells Fargo Bank, National Association, as Custodian for the Legacy Place Mortgage
    Loan prior to June 25, 2013 (see Exhibit 34.9)
    34.12 Wells Fargo Bank, National Association, as Custodian for the Legacy Place Mortgage
    Loan on and after June 25, 2013 (see Exhibit 34.9)
    34.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
    for the Legacy Place Mortgage Loan on and after June 25, 2013 (see Exhibit 34.8)


   (35) Servicer compliance statement.



    35.1 CWCapital Asset Management LLC, as Special Servicer for the Legacy Place Mortgage
    Loan prior to June 25, 2013 (see Exhibit 35.2)
    35.2 CWCapital Asset Management LLC, as Special Servicer
    35.3 Midland Loan Services, A Division of PNC Bank, National Association, as Master
    Servicer
    35.4 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the Legacy Place Mortgage Loan prior to June 25, 2013 (see Exhibit 35.3)
    35.5 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the Legacy Place Mortgage Loan on and after June 25, 2013 (see Exhibit 35.3)
    35.6 Wells Fargo Bank, National Association, as Certificate Administrator
    35.7 Wells Fargo Bank, National Association, as Certificate Administrator
    for the Legacy Place Mortgage Loan prior to June 25, 2013 (see Exhibit 35.6)
    35.8 Wells Fargo Bank, National Association, as Certificate Administrator for the
    Legacy Place Mortgage Loan on and after June 25, 2013


   (99.1) Mortgage Loan Purchase Agreement, dated as of May 14, 2013, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to Form 8-K filed on May 14, 2013 and incorporated by reference herein).

   (99.2) Mortgage Loan Purchase Agreement, dated as of May 14, 2013, among
   J.P. Morgan Chase Commercial Mortgage Securities Corp., Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP relating to the mortgage loans sold to the depositor by Ladder Capital Finance LLC (filed as Exhibit
   99.2 to Form 8-K filed on May 14, 2013 and incorporated by reference herein).