Form 10-K
J.P. Morgan Chase Commercial Mortgage Securities Trust 2013-LC11
filed 2015-03-30
CIK 1574219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission file number of the issuing entity:  333-165147-07

Central Index Key Number of the issuing entity:  0001574219

J.P. Morgan Chase Commercial Mortgage Securities Trust 2013-LC11

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of depositor:  0001013611

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of sponsor:  0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0001541468

Ladder Capital Finance LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3906828 38-3906829 38-7092972 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD
(Address of principal executive offices of the issuing entity)

21045
(Zip Code)

Registrant’s telephone number, including area code:
(212) 272-6858

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / /Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / /Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/Yes  / /No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer         /X/  (Do not check if a smaller reporting company)                              Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / /Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   / /Yes   / /No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10‑K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Legacy Place Mortgage Loan, which constituted approximately 5.7% of the asset pool of the issuing entity as of its cut-off date. The Legacy Place Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Legacy Place Mortgage Loan and one other pari passu loan that is not an asset of the issuing entity. This loan combination, including the Legacy Place Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Legacy Place loan combination in the JPMBB Commercial Mortgage Securities Trust 2013-C12 transaction, Commission File Number 333-165147-08 (the “JPMBB 2013-C12 Transaction”). After the closing of the JPMBB 2013-C12 Transaction on June 25, 2013, this loan combination, including the Legacy Place Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMBB 2013-C12 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

Midland Loan Services, a Division of PNC Bank, National Association (“Midland”) is the master servicer for the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer for the Legacy Place Mortgage Loan. Thus, Midland, in the capacities described above, is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to the mortgage loans because it is servicing mortgage loans which constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association (“Wells Fargo Bank”) is the certificate administrator for the mortgage loans serviced under the Pooling and Servicing Agreement and the certificate administrator for the Legacy Place Mortgage Loan. Thus, Wells Fargo Bank, in the capacities described above, is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to the mortgage loans because it is servicing mortgage loans which constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank in these capacities are listed in the Exhibit Index.

Wells Fargo Bank is the custodian for the mortgage loans serviced under the Pooling and Servicing Agreement and the custodian for the Legacy Place Mortgage Loan. Thus, Wells Fargo Bank, in the capacities described above, is a servicing function participant with respect to these mortgage loans because it is servicing mortgage loans which constituted more than 5% of the asset pool of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo in these capacities are listed in the Exhibit Index.

CWCapitalAsset Management LLC (“CWAM”) was the special servicer for the mortgage loans serviced under the Pooling and Servicing Agreement (other than the Legacy Place Mortgage Loan) from January 1, 2014 through July 20, 2014, the date on which the directing certificateholder removed CWAM as special servicer under the Pooling and Servicing Agreement (other than with respect to the Legacy Place Mortgage Loan and other than with respect to the Andaz Wall Street Mortgage Loan and the Portofino Hotel and Yacht Club Mortgage Loan), and appointed C-III Asset Management LLC (“C-III”) as the successor special servicer under the Pooling and Servicing Agreement, effective as of July 21, 2014.  CWAM remains the special servicer with respect to the Andaz Wall Street Mortgage Loan and the Portofino Hotel and Yacht Club Mortgage Loan. Thus, CWAM, in the capacities described above, is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to the mortgage loans because it is servicing mortgage loans which constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Included in this Annual Report on Form 10-K for the period from January 1, 2014 through July 20, 2014 under Item 15 are an assessment of compliance with applicable servicing criteria, accountants’ attestation reports on assessment of compliance with applicable servicing criteria, and an annual compliance statement for the period January 1, 2014 through July 20, 2014 of CWAM. C-III assumed the obligations of special servicer under the Pooling and Servicing Agreement (other than with respect to the Legacy Place Mortgage Loan, and other than with respect to the Andaz Wall Street Mortgage Loan and the Portofino Hotel and Yacht Club Mortgage Loan), on and after July 21, 2014. Included in this Annual Report on Form 10-K for the period from July 21, 2014 through December 31, 2014 under Item 15 are an assessment of compliance with applicable servicing criteria, accountants’ attestation reports on assessment of compliance with applicable servicing criteria, and an annual compliance statement for the period July 21, 2014 through December 31, 2014 of C-III.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as Trustee and Certificate Administrator:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Legacy Place Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2013-C12 Transaction, are attached under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC ("CWAM") attached to this Annual Report on Form 10-K as Exhibit 33.2 discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance by CWAM

CWAM's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2014 and for the Reporting Period, disclosed a material instance of noncompliance that occurred with respect to the servicing criterion set forth in Item 1122(d)(1)(i), as follows:

With respect to compliance with servicing criterion 1122(d)(1)(i), CWAM’s policies and procedures were not properly instituted to monitor loan performance or other triggers and events of defaults in accordance with the transaction agreements.

Management's Discussion on Material Instance of Noncompliance by CWAM

1122(d)(1)(i): Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance of the transaction agreements. Timely reporting results of monitoring loan performance to the trusts, in accordance with the transaction agreements.

Noncompliance:

The instance of material noncompliance, for the Reporting Period included a failure to deliver required asset status reports ("ASRs") to the transaction parties in a timely manner with respect to certain agreements for the securitization transactions described in the table below (which do not include the securitization transaction to which this Annual Report on Form 10-K relates). The preparation and delivery of ASRs to the transaction parties are a component of CWAM's requirements under section 1122(d)(1)(i) of Regulation AB. The typical delivery timeframe ranges from 30 to 90 days and is dependent upon the related transaction agreements. Certain securitizations require ASRs upon transfer of a loan to CWAM.  During the reporting period, CWAM prepared the required ASRs, but failed to deliver the ASRs within the timeframes specified in the transaction agreements.  The ASRs for a total of 34 loans related to 17 securitizations were not delivered on time.  CWAM remedied the issue in December 2014 by delivering all of the delinquent reports.

#	Securitization	Number of loans impacted
1	BACM 2006-3	1
2	BACM 2008-1	3
3	CD 2007-CD4	5
4	CGCMT 2007-C6	4
5	GSMS 2012-GCJ7	1
6	JPMC 2006-CIBC17	3
7	JPMC 2006-LDP9	3
8	JPMC 2007-LDP11	2
9	JPMCC 2006-CIBC14	1
10	JPMCC 2008-C2	1
11	MLCFC 2006-1	1
12	MLCFC 2007-5	2
13	MLCFC 2007-6	1
14	MLMT 2006-C1	1
15	WBCMT 2006-C25	1
16	WBCMT 2006-C26	2
17	WBCMT 2006-C28	2
Total		34

Remediation:

In response to the procedural and system control weaknesses, CWAM's Compliance Committee conducted a process analysis and implemented various measures to prevent recurrence. The measures included additional task-specific training and development of a workflow chart with responsible parties including assignment of a senior manager responsible for the ASR process.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of May 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on June 20, 2013 and incorporated by reference herein)

4.2           Pooling and Servicing Agreement, dated as of June 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 in connection with the JPMBB 2013-C12 Transaction and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2 CWCapital Asset Management LLC, as Special Servicer of mortgage loans (other than the Legacy Place Mortgage Loan) from January 1, 2014 to July 20, 2014

33.3 CWCapital Asset Management LLC, as Special Servicer solely with respect to the Andaz Wall Street Mortgage Loan and the Portofino Hotel and Yacht Club Mortgage Loan on and after July 21, 2014 (see Exhibit 33.2)

33.4 C-III Asset Management LLC, as Special Servicer of mortgage loans other than the Legacy Place Mortgage Loan, the Andaz Wall Street Mortgage Loan, and the Portofino Hotel and Yacht Club Mortgage Loan, on and after July 21, 2014

33.5 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.6 Wells Fargo Bank, National Association, as Custodian
33.7 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Legacy Place Mortgage Loan (see Exhibit 33.1)
33.9 LNR Partners, LLC, as Special Servicer for the Legacy Place Mortgage Loan
33.10 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Legacy Place Mortgage Loan (see Exhibit 33.5)
33.11 Wells Fargo Bank, National Association, as Custodian for the Legacy Place Mortgage Loan (see Exhibit 33.6)
33.12 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Legacy Place Mortgage Loan (see Exhibit 33.7)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 CWCapital Asset Management LLC, as Special Servicer of mortgage loans (other than the Legacy Place Mortgage Loan) from January 1, 2014 to July 20, 2014

34.3 CWCapital Asset Management LLC, as Special Servicer solely with respect to the Andaz Wall Street Mortgage Loan and the Portofino Hotel and Yacht Club Mortgage Loan on and after July 21, 2014 (see Exhibit 34.2)

34.4 C-III Asset Management LLC, as Special Servicer of mortgage loans other than the Legacy Place Mortgage Loan, the Andaz Wall Street Mortgage Loan, and the Portofino Hotel and Yacht Club Mortgage Loan, on and after July 21, 2014

34.5 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.6 Wells Fargo Bank, National Association, as Custodian
34.7 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Legacy Place Mortgage Loan (see Exhibit 34.1)
34.9 LNR Partners, LLC, as Special Servicer for the Legacy Place Mortgage Loan
34.10 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Legacy Place Mortgage Loan (see Exhibit 34.5)
34.11 Wells Fargo Bank, National Association, as Custodian for the Legacy Place Mortgage Loan (see Exhibit 34.6)
34.12 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Legacy Place Mortgage Loan (see Exhibit 34.7)

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 CWCapital Asset Management LLC, as Special Servicer of mortgage loans (other than the Legacy Place Mortgage Loan) from January 1, 2014 to July 20, 2014

35.3 CWCapital Asset Management LLC, as Special Servicer solely with respect to the Andaz Wall Street Mortgage Loan and the Portofino Hotel and Yacht Club Mortgage Loan on and after July 21, 2014 (see Exhibit 35.2)

35.4 C-III Asset Management LLC, as Special Servicer of mortgage loans other than the Legacy Place Mortgage Loan, the Andaz Wall Street Mortgage Loan, and the Portofino Hotel and Yacht Club Mortgage Loan, on and after July 21, 2014

35.5 Wells Fargo Bank, National Association, as Certificate Administrator
35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Legacy Place Mortgage Loan (see Exhibit 35.1)
35.7 LNR Partners, LLC, as Special Servicer for the Legacy Place Mortgage Loan
35.8 Wells Fargo Bank, National Association, as Certificate Administrator for the Legacy Place Mortgage Loan

99.1         Mortgage Loan Purchase Agreement, dated as of May 14, 2013, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to Form 8-K filed on May 14, 2013 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of May 14, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP relating to the mortgage loans sold to the depositor by Ladder Capital Finance LLC (filed as Exhibit 99.2 to Form 8-K filed on May 14, 2013 and incorporated by reference herein).

(b)           The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)            Not applicable.

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
(Depositor)

/s/ Brian Baker

Brian Baker, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 30, 2015

Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of May 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on June 20, 2013 and incorporated by reference herein)

4.2           Pooling and Servicing Agreement, dated as of June 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 25, 2013 in connection with the JPMBB 2013-C12 Transaction and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2 CWCapital Asset Management LLC, as Special Servicer of mortgage loans (other than the Legacy Place Mortgage Loan) from January 1, 2014 to July 20, 2014

33.3 CWCapital Asset Management LLC, as Special Servicer solely with respect to the Andaz Wall Street Mortgage Loan and the Portofino Hotel and Yacht Club Mortgage Loan on and after July 21, 2014 (see Exhibit 33.2)

33.4 C-III Asset Management LLC, as Special Servicer of mortgage loans other than the Legacy Place Mortgage Loan, the Andaz Wall Street Mortgage Loan, and the Portofino Hotel and Yacht Club Mortgage Loan, on and after July 21, 2014

33.5 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.6 Wells Fargo Bank, National Association, as Custodian
33.7 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Legacy Place Mortgage Loan (see Exhibit 33.1)
33.9 LNR Partners, LLC, as Special Servicer for the Legacy Place Mortgage Loan
33.10 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Legacy Place Mortgage Loan (see Exhibit 33.5)
33.11 Wells Fargo Bank, National Association, as Custodian for the Legacy Place Mortgage Loan (see Exhibit 33.6)
33.12 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Legacy Place Mortgage Loan (see Exhibit 33.7)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 CWCapital Asset Management LLC, as Special Servicer of mortgage loans (other than the Legacy Place Mortgage Loan) from January 1, 2014 to July 20, 2014

34.3 CWCapital Asset Management LLC, as Special Servicer solely with respect to the Andaz Wall Street Mortgage Loan and the Portofino Hotel and Yacht Club Mortgage Loan on and after July 21, 2014 (see Exhibit 34.2)

34.4 C-III Asset Management LLC, as Special Servicer of mortgage loans other than the Legacy Place Mortgage Loan, the Andaz Wall Street Mortgage Loan, and the Portofino Hotel and Yacht Club Mortgage Loan, on and after July 21, 2014

34.5 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.6 Wells Fargo Bank, National Association, as Custodian
34.7 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Legacy Place Mortgage Loan (see Exhibit 34.1)
34.9 LNR Partners, LLC, as Special Servicer for the Legacy Place Mortgage Loan
34.10 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Legacy Place Mortgage Loan (see Exhibit 34.5)
34.11 Wells Fargo Bank, National Association, as Custodian for the Legacy Place Mortgage Loan (see Exhibit 34.6)
34.12 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Legacy Place Mortgage Loan (see Exhibit 34.7)

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 CWCapital Asset Management LLC, as Special Servicer of mortgage loans (other than the Legacy Place Mortgage Loan) from January 1, 2014 to July 20, 2014

35.3 CWCapital Asset Management LLC, as Special Servicer solely with respect to the Andaz Wall Street Mortgage Loan and the Portofino Hotel and Yacht Club Mortgage Loan on and after July 21, 2014 (see Exhibit 35.2)

35.4 C-III Asset Management LLC, as Special Servicer of mortgage loans other than the Legacy Place Mortgage Loan, the Andaz Wall Street Mortgage Loan, and the Portofino Hotel and Yacht Club Mortgage Loan, on and after July 21, 2014

35.5 Wells Fargo Bank, National Association, as Certificate Administrator
35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Legacy Place Mortgage Loan (see Exhibit 35.1)
35.7 LNR Partners, LLC, as Special Servicer for the Legacy Place Mortgage Loan
35.8 Wells Fargo Bank, National Association, as Certificate Administrator for the Legacy Place Mortgage Loan

99.1         Mortgage Loan Purchase Agreement, dated as of May 14, 2013, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to Form 8-K filed on May 14, 2013 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of May 14, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP relating to the mortgage loans sold to the depositor by Ladder Capital Finance LLC (filed as Exhibit 99.2 to Form 8-K filed on May 14, 2013 and incorporated by reference herein).