Form 10-K
period 2016-12-31
J.P. Morgan Chase Commercial Mortgage Securities Trust 2013-LC11
filed 2017-03-21
CIK 1574219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-165147-07

Central Index Key Number of the issuing entity: 0001574219

J.P. Morgan Chase Commercial Mortgage Securities Trust 2013-LC11

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013611

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

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

Not applicable.

EXPLANATORY NOTES

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Legacy Place Mortgage Loan, which constituted approximately 5.7% of the asset pool of the issuing entity as of its cut-off date.  The Legacy Place Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Legacy Place Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including the Legacy Place Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Legacy Place loan combination in the JPMBB Commercial Mortgage Securities Trust 2013-C12 transaction, Commission File Number 333-165147-08 (the “JPMBB 2013-C12 Transaction”).  After the closing of the JPMBB 2013-C12 Transaction on June 25, 2013, this loan combination, including the Legacy Place Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMBB 2013-C12 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMBB 2013-C12 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMBB 2013-C12 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

With respect to the pari passu loan combinations that include the Legacy Place Mortgage Loan, the Andaz Wall Street Mortgage Loan and the Portofino Hotel and Yacht Club Mortgage Loan, the servicer compliance statements of CWCapital Asset Management LLC, as special servicer of the Andaz Wall Street Mortgage Loan and the Portofino Hotel and Yacht Club Mortgage Loan and LNR Partners, LLC, as special servicer of the Legacy Place Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to C-III Asset Management LLC, as special servicer of the mortgage loans (other than the Legacy Place Mortgage Loan, the Andaz Wall Street Mortgage Loan, and the Portofino Hotel and Yacht Club Mortgage Loan), CWCapital Asset Management LLC, as special servicer solely with respect to the Andaz Wall Street Mortgage Loan and the Portofino Hotel and Yacht Club Mortgage Loan, and Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian:

On May 12, 2016, certain holders of certificates issued by Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Series 2007-C5 Trust (the “2007-C5 Trust“) filed suit in the Supreme Court of the State of New York, County of New York derivatively for the 2007-C5 Trust (M.H. Davidson & Co, et. al. against C-III Asset Management, LLC (“C-III AM”), Supreme Court of New York County of New York Index No. 652571/2016) alleging, among other things, that C-III AM as special servicer for the 2007-C5 Trust breached its duties to the 2007-C5 Trust by undervaluing a mortgage loan which was purchased by the third party directing certificateholder for the 2007-C5 Trust pursuant to the governing pooling and servicing agreement. The plaintiffs have alleged damages in an amount no less than $25,000,000.  On July 1, 2016, C-III AM filed a motion to dismiss.  A hearing on the motion was held on March 6, 2017, and is pending a ruling.  There can be no assurances as to the outcome of this motion or the proceeding or the possible impact on C-III AM. However, C-III AM believes that it performed its obligations under the related pooling and servicing agreement in good faith, and that its actions were proper.  C-III AM believes the plaintiffs’ claims are unfounded and intends to vigorously defend itself and contest the claims.

On January 24, 2016 PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as Trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “Settlement Agreement”) or (b) the rescission of the Settlement Agreement which would result in, among other things, the rescission of the sale of the Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the Settlement Agreement by fraud and further that the terms of the Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filled a motion to dismiss the complaint (the “CWCAM Motion to Dismiss”). Oral argument has been set by the PSW Court on the CWCAM Motion to Dismiss for August 23, 2016. There can be no assurances as to the outcome of this CWCAM Motion to Dismiss or the PSW Complaint or the possible impact on CWCAM. However, CWCAM believes that it was not guilty of any fraud in the procurement of the Settlement Agreement, that it performed its obligations under applicable pooling and servicing agreements in good faith and disputes PSW NYC LLC allegations. CWCAM intends to vigorously contest such allegations.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2 C-III Asset Management LLC, as Special Servicer of the mortgage loans (other than the Legacy Place Mortgage Loan, the Andaz Wall Street Mortgage Loan, and the Portofino Hotel and Yacht Club Mortgage Loan)

35.3 CWCapital Asset Management LLC, as Special Servicer solely with respect to the Andaz Wall Street Mortgage Loan and the Portofino Hotel and Yacht Club Mortgage Loan (Omitted. See Explanatory Notes.)

35.4 Wells Fargo Bank, National Association, as Certificate Administrator
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Legacy Place Mortgage Loan (see Exhibit 35.1)
35.6 LNR Partners, LLC, as Special Servicer of the Legacy Place Mortgage Loan (Omitted. See Explanatory Notes.)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Legacy Place Mortgage Loan

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

Date: March 21, 2017

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

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2 C-III Asset Management LLC, as Special Servicer of the mortgage loans (other than the Legacy Place Mortgage Loan, the Andaz Wall Street Mortgage Loan, and the Portofino Hotel and Yacht Club Mortgage Loan)

35.3 CWCapital Asset Management LLC, as Special Servicer solely with respect to the Andaz Wall Street Mortgage Loan and the Portofino Hotel and Yacht Club Mortgage Loan (Omitted. See Explanatory Notes.)

35.4 Wells Fargo Bank, National Association, as Certificate Administrator
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Legacy Place Mortgage Loan (see Exhibit 35.1)
35.6 LNR Partners, LLC, as Special Servicer of the Legacy Place Mortgage Loan (Omitted. See Explanatory Notes.)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Legacy Place Mortgage Loan

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