Form 10-K
period 2025-12-31
J.P. Morgan Chase Commercial Mortgage Securities Trust 2013-LC11
filed 2026-03-10
CIK 1574219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Date: March 10, 2026